Form 10-Q
period 1994-03-31
MAGMA POWER CO /NV/
filed 1994-05-12
CIK 355878

7



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20559

                                  FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March  31, 1994                 Commission file number:  0-
10533


                                               MAGMA POWER COMPANY
(Exact name of registrant as specified in its charter)


          NEVADA                                                   95-3694478

(State   or   other  jurisdiction  of                         (I.R.S.Employer
incorporation                       or                          organization)
Identification No.)

4365      Executive     Drive,     Suite     900,     San     Diego,      CA.
92121
(Address  of  principal executive offices)                               (Zip
Code)


Registrant's telephone number, including area code: (619)622-7800

     Not applicable
(Former name, former address and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES X   NO    .

24,008,155 shares of Magma Power Company common stock, par value $.10 per share, were outstanding at March 31, 1994.

The total number of pages in this report is 15.

















                  (This Page Intentionally Blank)

                       PART I - FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

  The consolidated balance sheets of Magma Power Company and its subsidiaries as of March 31, 1994 and December 31, 1993, the consolidated  statements  of operations for  the  three  months  ended
  March  31,  1994 and 1993, and cash flows for the three  months  ended
  March 31, 1994 and 1993, and the notes thereto, appear on page 4 through 8 of this report.

  The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results of the periods covered.

MAGMA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

                                             March 31,      December 31,
                                             1994           1993
                                             (Unaudited)
ASSETS
Current Assets
  Cash                                       $    4,959     $ 18,017
  Marketable securities                      31,971         32,086
  Partnership cash and marketable securities 38,229         22,919
  Accounts receivable:
    Trade                                    12,368         18,199
    Other                                    18,845         14,073
  Prepaid expenses and other assets          11,978         11,922
                         Total Current Assets118,350        117,216

Land                                         6,265          6,225
Property plant and equipment, net of accumulated depreciation
  of $57,100 and $53,166, respectively       262,799        265,215
Exploration and development costs, net of accumulated
  amortization of $15,171 and $13,682, respectively         103,529
107,069
Acquisition and new project costs            17,324         13,721
Other investments                            46,934         47,642
Power purchase contracts, net of accumulated amortization
  of  $1,236 and $946, respectively          21,895         22,185
Other assets and deferred charges            26,581       22,762
Goodwill, net of accumulated amortization of $2,228 and $2,122, respectively
9,193                                        9,276
                                             $612,870       $611,311

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                     $    9,159     $    7,235
  Accrued and other liabilities              10,036         3,463
  Current portion of loans payable           39,832         36,799
                    Total Current Liabilities59,027         47,497
Loans payable                                170,654        189,209
Deferred income taxes                        10,712         11,387
Other long-term liabilities                  11,596         11,300
                Total Non-Current Liabilities192,962        211,896

Shareholders' Equity
  Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued and outstanding
  Common stock, $.10 par value, 30,000,000 shares authorized, issued and outstanding 24,008,155 and 23,989,763 shares, respectively
2,400                                        2,399
  Additional paid-in capital                 145,179        144,996
  Unrealized gains from marketable securities             7      583
  Retained earnings                          213,295        203,940
                   Total Shareholders' Equity360,881        351,918
                                             $612,870       $611,311


The accompanying notes are an integral part of these statements.




MAGMA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share amounts)
(Unaudited)


                              For the Three Months
                                  Ended March 31,
                                              1994         1993

REVENUES
  Sales of electricity                    $33,592   $15,313
  Royalties                                 4,873     4,327
  Interest and other income                 1,085     1,996
  Management services                         869       822
                                           40,419    22,458

COSTS AND EXPENSES
  Plant operating costs                    14,991     7,919
  Depreciation and amortization             5,910     3,058
  Other non-plant costs                       151       170
  General and administrative                2,874     2,039
  Interest incurred                         2,836     1,446
                                           26,762    14,632
Income from operations
						Transmission credits realized           734       369
      Gain from the disposition of investments                --      (684)
      Other, net                              573       28
      Changes in components of working capital:
        Accounts receivable                 1,059       895
        Partnership cash and marketable securities(15,310)       3,770
        Prepaid expenses and other assets  (2,603)      (41)
        Accounts payable and accrued liabilities4,608   1,882
        Accrued interest payable             (838)      (620)
        Income taxes payable                4,727       3,273
        Deferred taxes from operations       (425)      (924)
            Total adjustments              (1,565)      11,006
              Net cash provided by operating activities7,790          16,483

Cash Flows From Investing Activities
  Proceeds from the sale of investments    68,286       157,453
  Purchase of investments                 (68,146)      (89,816)
  Capital expenditures                     (2,154)      (1,801)
  Power plant acquisition costs                 --      (215,038)
  New project development costs            (1,216)      (3,580)
  Other, net                                  285       450
              Net cash used in investing activities(2,945)       (152,332)

Cash Flows From Financing Activities
  Repayment of loans payable             (144,845)      (4,502)
  Borrowing from banks                    130,000       140,000
  Loan fees                                (3,225)                      --
  Proceeds from the issuance of common stock  184       2,519
  Other, net                                  (17)      80
              Net cash provided (used) by financing activities   (17,903)
138,097
  Net increase (decrease) in cash         (13,058)      2,248
  Cash at beginning of period              18,017       2,106
  Cash at end of period                $    4,959       $     4,354


The accompanying notes are an integral part of these statements.


                             MAGMA POWER COMPANY
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in Thousands)
                                 (Unaudited)

Note 1.   Summary of Significant Accounting Policies:

          Basis of Consolidation - The consolidated financial statements present the assets, liabilities, revenues, costs and expenses of Magma Power Company (the "Company") and its 100%-owned subsidiaries and its proportionate share of partnerships in which it has invested.

          All significant intercompany transactions and accounts have been eliminated.


Note  2.  Loans Payable:

          Loans payable consisted of the following:

                                           March 31,        December 31,
                                                1994        1993

          Pro-rata share of partnership
            non-recourse debt               $ 68,982        $ 75,149
          Bridge loan                             --        140,000
          Salton Sea debt                    130,000                 --
          Other loans                         11,504        10,859
                                             210,486        226,008

          Less amounts due within one year    39,832        36,799

          Loans payable due after one year  $170,654        $189,209
          Loans payable at March 31, 1994 and December 31, 1993 included the Company's pro-rata share of the debt of the Del Ranch, L.P., Elmore, L.P., and Leathers, L.P. partnerships. The partnership loans are non-recourse to Magma Power Company and subsidiaries, however, it is collateralized by substantially all of the assets of these partnerships.

          On March 19, 1993, Magma entered into a $140 million unsecured one-year term loan ("Bridge Loan") with a group of commercial banks. Proceeds from the loan were used to finance the acquisition of the Salton Sea Plants from Unocal. On February 28, 1994, the Company replaced the Bridge Loan with a $130,000,000 non-recourse project level loan which is collarteralized by substantially all of the assets and power purchase contracts of the newly acquired Salton Sea Plants. A secured credit agreement with a group of international banks, with Credit Suisse as the agent bank, provides for direct loans at LIBOR plus 1.25%. Restrictions in the secured credit agreement place limits on distribution of cash from the Salton Sea Plants to the Company.

Note 3    .    Deferred Income Taxes:

          Deferred income taxes as of March 31, 1994 and December 31, 1993 represent estimated income taxes payable in the future years as determined in accordance with SFAS 109 "Accounting for Income Taxes."

Note 4.   Net Income per Common Share:

          The  calculation of primary earnings per common share is  based  on the weighted average number of outstanding common shares. In computing primary earnings per common share, adjustment has been made for common shares issuable for shares under option.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Operations and development activities have been financed with working capital, the sale of Company Common Stock for cash and services, and loans from commercial banks.

The Company has geothermal projects in the development stage, both domestic and international, which it intends to finance with a combination of Company supplied equity and non-recourse project debt. These development stage projects will require significant equity contributions from the Company during the next five years. The Company believes that its cash reserves, augmented by cash flow from its current operations, and unsecured corporate loans will be sufficient to fund these equity contributions.

The Company financed the Unocal acquisition with its own cash and with the proceeds from the $140,000,000 Bridge Loan. On February 28, 1994 the Bridge Loan was repaid, utilizing both Company cash and the proceeds from a non-recourse project level six-year term loan of $130,000,000 (the "$130,000,000 Term Loan") collateralized by substantially all of the assets and power purchase contracts of the three Salton Sea Plants acquired from Unocal. In addition, a $5,000,000 working capital line of credit has been provided to the subsidiaries owning the plants by two of the banks participating in the $130,000,000 Term Loan.

Cash and marketable securities at March 31, 1994 totaled $75,159,000 of which $36,930,000 was available for general corporate uses. The remainder of
$38,229,000 is Magma's share of the cash and marketable securities of Vulcan/BNG, Del Ranch, Elmore and Leathers partnerships (the "Magma Partnerships") which own the Vulcan, Hoch, Elmore and Leathers geothermal power plants (the "Partnership Plants"), respectively, and the cash and marketable securities of the "Salton Sea Partnerships" which own the Salton Sea plants acquired from Unocal (the "Salton Sea Plants"). Certain portions of these funds are earmarked for the working capital needs of the plants. In addition, the Secured Credit Agreements for three of the Magma Partnerships and the $130,000,000 Term Loan for the Salton Sea Partnerships place restrictions on distributions of cash to the Company.

In addition, at March 31, 1994, the Company had non-current investments totaling $46,934,000 consisting of $31,468,000 in marketable securities with maturities greater than one year and $15,466,000 of other investments, which are not liquid.

At March 31, 1994, long-term obligations (including amounts currently due) were $210,486,000, a $15,522,000 decrease over year end 1993. The decrease reflects a $10,000,000 reduction resulting from the replacement of the $140,000,000 Bridge Loan with the $130,000,000 Term Loan as of February 28, 1994, a reduction of $4,862,000 in the Company's pro-rata share of partnership debt and a reduction in other long-term obligations. Partnership debt and the Salton Sea debt is non-recourse to Magma Power Company and its subsidiaries. The ratio of debt to debt-plus-equity at March 31, 1994 (inclusive of non-recourse debt) was 38 percent compared to 40 percent at December 31, 1993. The Company has an unused and available line of credit with Morgan Guaranty Trust Company of $25,000,000 at March 31, 1994.

Six of the seven geothermal power plants operated by the Company sell electricity to Southern California Edison ("SCE") under ISO4 long-term power purchase contracts. Each ISO4 contract provides for both capacity payments and energy payments. The capacity payments are fixed at a time period weighted average price of approximately 2.5 cents per kWh for the  full  30-year
term. For the first 10 years of operation (the "Initial Term"), the energy payments are fixed pursuant to the terms of the ISO4 contract. Thereafter, the energy payments are SCE's then-current published avoided cost of energy. In 1994 the time period weighted average price for energy for the six plants combined is approximately 10.6 cents per kWh.  For March 1994, SCE's avoided  cost
of  energy was 2.8 cents
 per kWh.  The time period weighted average energy payment
for  the Partnership Plants is 10.9 cents
 per kWh in 1994 and increases each  year
thereafter during its initial term. The time period weighted average price of energy for the remaining two ISO4 contracts are levelized at 9.8 cents
  and
10.6 cents
  per kWh for their respective initial terms. Estimates of SCE's future avoided cost of energy vary substantially, but it is expected to remain substantially below such contract energy prices. Thus, the revenues generated by each of the Company's six plants operating under ISO4 contracts are likely to decline significantly after their respective initial terms expire. Such decline could have a material adverse effect on the Company's results of operation. The initial terms expire in 1996 as to 34 megawatts of nameplate generation, in 1999 for 126 megawatts of nameplate generation and in 2000 for the remaining 58 megawatts of nameplate generation under ISO4 contracts.

The  seventh plant sells electricity to SCE under a negotiated power purchase
contract   (the  "Negotiated  Contract").   The  energy  payment  under   the
Negotiated  Contract  was 4.8 cents
per kWh in the first  quarter  of  1994.   The
capacity  payments  was approximately 1.7 cents
 per kWh in the  first  quarter  of
1994.   Both the energy and capacity payments escalate quarterly based  on  a basket of indices for the 30-year term of the Negotiated Contract.

The Company's strategy is to mitigate this adverse impact through expansion of its core business of producing electricity with geothermal resources, both through development of new projects in the United States and abroad and through strategic acquisitions. However, competition for power purchase contracts is intense and any contracts the Company is able to secure in the future, whether in the United States or abroad, are likely to be on terms and conditions that are less favorable than those provided in the Company's current ISO4 contracts.

Other than as described above, the Company is not aware of any trends or demands, events or uncertainties that would result in or that are reasonably likely to result in, a material change in the Company's liquidity or capital resources.
Results of Operations

             First Quarter 1994 Compared to First Quarter 1993.

Revenues

Total revenues for the first quarter of 1994 were up $17,961,000 or 80% to $40,419,000 as compared to $22,458,000 for the same period last year. This increase was made up primarily of an increase in the sales of electricity and a decrease in interest and other income.

     Sales of Electricity

Revenues from the sale of electricity increased $18,279,000 in the first quarter of 1994 to $33,592,000. The Salton Sea Plants which were acquired from Unocal on March 31, 1993, contributed $15,985,000 of the revenue gain. The balance of the revenue gain of $2,294,000 was produced by the Partnership Plants and was due to an increase in both the price paid for "energy" under their ISO4 contracts and the number of kilowatts produced. The annual time period weighted average price of "energy" under the Partnership Plants ISO4s increased 7.9% in 1994 to 10.9 cents per kWh. Megawatt production during the first quarter for the Partnership Plants was 11% greater in 1994 as compared to 1993.

The "capacity" payments received by the Partnership Plants were essentially unchanged during the first quarter. Each of the Partnership Plants receives a separate payment for "capacity", which is fixed for the full 30-year term of its ISO4, as follows: Vulcan - $158 per kilowatt year, Hoch - $198 per kilowatt year, Elmore - $198 per kilowatt year and Leathers - $187 per kilowatt year.

The "contract" capacities specified in the ISO4s for the Vulcan, Hoch, Elmore and Leathers plants, are 29,500, 34,000, 34,000, and 34,000 kilowatts, respectively. The "nameplate" ratings specified in the ISO4 contracts are 34,000, 38,000, 38,000 and 38,000 kilowatts, respectively. During the first quarter of 1994 and 1993, the "contract" and "nameplate" capacity factors of the Magma Partnership Plants combined are shown in the table below:

                                    First Quarter
    Fiscal Year
                       1994          1993                1993
Total Kilowatt Hours produced
                                                        (kWh amounts in 000s)
                                                                      319,926
                                                                      288,200
1,305,700

Contract Capacity Factor(1)
112.6%
101.5%
113.3%

Nameplate Capacity Factor(1)
100.1%
 90.2%
100.7%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 90 day (2,160 hour) first quarter in 1994 and 1993.

Two of the Salton Sea Plants have an ISO4 with SCE and the third has a Negotiated Contract with SCE. For the 20 MW Salton Sea Plant 2 and the 49.8 MW Salton Sea Plant 3, the energy payments under their ISO4 contracts are levelized at a time period-weighted average of 10.6 cents and  9.8 cents  per  kWh,
respectively, for the first 10 years (the "Initial Period") of their power purchase agreements. For the 10 MW Salton Sea Plant 1, the energy payment under its Negotiated Contract was 4.8 cents per kWh in the first quarter of 1994,
which amount adjusts quarterly based on a basket of indices for the 30-year life of its power purchase agreement with SCE.

Each  of  the Salton Sea Plants also receives a capacity payment as  follows:
Salton Sea Plant 1 - $123.69 per kilowatt year, Salton Sea Plant 2 - $187.00 per kilowatt year and Salton Sea Plant 3 - $175.00 per kilowatt year. The "capacity" payments for Salton Sea Plants 2 and 3 are fixed for the full 30-year term of their ISO4s, while the capacity payment for Salton Sea Plant 1 adjusts quarterly based on a basket of indices for the 30-year life of its Negotiated Contract.

The "contract" capacities for the Salton Sea Plants 1, 2 and 3 are 10,000, 15,000 and 47,500 kilowatts, respectively. The "nameplate" ratings of these plants are 10,000, 20,000 and 49,800 kilowatts, respectively. During the first quarter of 1994, the "contract" and "nameplate" capacity factors of the three Salton Sea Plants combined are as shown in the table below:


                                  First Quarter
                              1994    Nine Months
   1993
Total Kilowatt Hours produced
 (kWh amounts in 000s)
155,944
                              495,800

                                                 Contract Capacity Factor (1)
 99.6%
                              103.6%

                                                Nameplate Capacity Factor (1)
90.5%
                              94.1%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 90-day (2,160 hours) first quarter in 1994 and a nine month period (6600 hours) ended December 31, 1993.

     Interest and Other Income

Interest and other income decreased $911,000, a 46% decrease compared to interest and other income for the same period of the prior year, primarily due to lower investment earnings, reflecting the lower short-term interest rate environment, and the substantial reduction in cash and marketable securities due to the use of cash in connection with the acquisition of the Salton Sea Plants from Unocal.
Costs and Expenses

In the first quarter of 1994, total costs and expenses increased $12,130,000, an 83% increase, compared to costs and expenses for the same period in 1993. This increase was composed primarily of a $7,072,000 increase in plant operating costs, a $2,852,000 increase in depreciation, a $835,000 increase in general and administrative expense, and a $1,390,000 increase in interest expense.

The increase in plant operating costs and depreciation primarily reflects the additional cost of operating the Salton Sea Plants acquired from Unocal.

The $835,000 increase in general and administrative costs reflects the Company's continued devotion of more of its resources towards expansion of business development activities by increasing staff and related costs, which is directed toward development of international geothermal power projects, and support services to facilitate the planned growth of the Company.

The $1,390,000 increase in interest expense reflects the cost of the additional borrowings incurred to finance the acquisition of the Salton Sea Plants. For the Partnership Plants interest expense declined as a result of both a reduction in partnership weighted-average borrowings and the effect of lower borrowing costs due to lower market interest rates.

Provision for Income Taxes

The Company's effective tax rate in the first quarter increased to 31.5% from the 1993 rate of 30% primarily due to higher expected profitability in 1994, as a result of the acquisition of the Salton Sea Plants. The tax effect of permanent differences, which include depletion deductions, are diluted relative to higher expected operating profits.

Net Income

Net income was 71% higher at $9,355,000 in the first quarter of 1994 as compared to $5,477,000 in the corresponding period of the prior year. The increase in net income reflects the addition of the earnings of the Salton Sea Plants, as well as the higher ISO4 electricity revenues received by the Partnership Plants.
                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Richard Antunez v. Magma Power Company, et al. On December 11, 1992, a law suit was filed against Magma, Dow Engineering Company ("DEC"), Gulf States, Inc. and Coastal Conveyor Systems, Inc. by Richard Antunez, a former employee of Red Hill Geothermal, Inc. (now Magma Operating Company) who was injured while working at the plant owned by Leathers, L.P. The primary contention of plaintiff is that the conveyor belt equipment he was working on when injured was designed and/or constructed in violation of OSHA requirements and/or without regard to the safety of the individuals required to use the equipment. Coastal Conveyor Systems, Inc. manufactured the conveyor belt system. Gulf States, Inc. erected the conveyor belt system at the Leathers Facility, and DEC designed the facility and supervised construction under contract with Magma. The plaintiff alleges that Magma participated in the design and construction of the facility. In a statement filed with the court in mid-1993 the plaintiff claimed special damages of $750,000 and general damages of $3.5 million. However, Mr. Antunez's attorneys have indicated an intention to increase the total of such claimed damages to $10 million. At the time of the incident, Magma was insured under a policy of general liability insurance issued by Lloyd's Underwriters but Lloyd's has denied coverage. The Company is contesting this denial. In the event Magma is found to have any liability to Mr. Antunez, it is possible Magma Power Company will be entitled to be indemnified by DEC or others. The Company believes that the complaint against Magma is without merit but no assurances can be given as to the resolution of this matter.

Ruffy Corporation v. Magma Power Company. On June 14, 1993, a purported shareholder class action complaint was filed in the United States District Court for the Southern District of California against the Company, its directors, Dow and the B.C. McCabe Foundation alleging that the information regarding proposed amendments to the Company's articles of incorporation included in the proxy statement for use at the 1993 annual meeting of stockholders was misleading. This complaint was dismissed in April 1994 without cost to the Company, other than payment of Magma's attorneys fees.

In addition, Magma is subject to other litigation in the normal course of its business none of which is expected to have a material effect on the financial condition of Magma.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

       (b)  Reports on Form 8-K:  There were no Form 8-K's filed  during  the
     three months   ended March 31, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MAGMA POWER COMPANY
                         (Registrant)


Date:   May, 12 1994          s/ Jon R. Peele
                    Jon R. Peele,
                    Executive Vice President,
                    Secretary and General Counsel


Date:   May, 12 1994          s/ Wallace C. Dieckmann
                    Wallace C. Dieckmann
                    Vice President, Chief Financial Officer