Form 10-Q
period 1994-06-30
MAGMA POWER CO /NV/
filed 1994-08-05
CIK 355878

6
                    SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                          20559

                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1994                   Commission file number: 0-
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

24,027,080 shares of Magma Power Company common stock, par value $.10 per share, were outstanding at June 30, 1994.

The total number of pages in this report is 17.















                      (This Page Intentionally Blank)

                      PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

  The consolidated balance sheets of Magma Power Company and its subsidiaries as of June 30, 1994 and December 31, 1993, the consolidated statements of operations for the six months ended June 30, 1994 and 1993, and cash flows for the six months ended June 30, 1994 and 1993, and the notes thereto, appear on page 4 through 8 of this report.

  The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results of the periods covered.


MAGMA
POWER
COMPAN
Y AND
SUBSID
IARIES
CONSOL
IDATED
BALANC
  E
SHEETS
(Dolla
rs in
thousa
 nds)

                                               June      Dece
                                                30,      mber
                                                          31,
                                               1994      1993     (Una
                                               udit
                                                ed)
ASSETS
Curren
     t
Assets
  Cash                                        $ 2,71    $ 18,0
                                                  7        17
                                               36,3      32,0     Market
67  86
  able
securi
  ties
                                               25,0      22,9     Partne
69  19
 rship
  cash
   and
market
  able
securi
  ties

Accoun
    ts
receiv
 able:
                                               29,0      18,1
Trade                                            24        99
                                               18,4      14,0
Other                                            49        73
                                               11,6      11,9
Prepai                                           15        22
     d
expens
es and
 other
assets
       Total Current Assets                    123,      117,
                                                241       216

Land                                           6,30      6,22
                                                  8         5
Proper
    ty
 plant
   and
equipm
  ent,
net of
accumu
 lated
deprec
iation
    of                                         259,      265,
$61,58                                          256       215
 6 and
$53,16
    6,
respec
tively
Explor
 ation
   and
develo
 pment
costs,
net of
accumu
 lated
                                               106,      107,
amorti                                          308       069
zation
    of
$16,20
 7 and
$13,68
    2,
respec
tively
Acquis                                         22,5      13,7
 ition                                           75        21
   and
   new
projec
     t
 costs
       Other                                         44,8      47,6
invest                                           92        42
 ments
                                   Power
purcha
    se
contra
  cts,
net of
accumu
 lated
amorti
zation
    of                                         21,6      22,1
$1,527                                           04        85
   and
 $946,
respec
tively
       Other                                         25,7      22,7
assets                                           73        62
   and
deferr
    ed
charge
     s
Goodwi                                         9,09      9,27
   ll,                                            5         6
net of
accumu
 lated
amorti
zation
    of
$2,326
   and
$2,122
     ,
respec
tively
                                              $ 619,    $ 611,     052
                                                311

LIABIL
 ITIES
   AND
SHAREH
OLDERS
     '
EQUITY
Curren
     t
Liabil
 ities
       $                                       8,65    $ 7,23
       Trade                                            5         5
accoun
    ts
payabl
     e
                                               1,81      3,46     Accrue
6         3
 d and
 other
liabil
 ities
                                               39,6      36,7
Curren                                           68        99
     t
portio
  n of
 loans
payabl
     e
       Total Current Liabilities               50,1      47,4
                                                 39        97
       Loans                                         169,      189,
payabl                                          880       209
     e
Deferr                                         11,7      11,3
    ed                                           84        87
income
 taxes
 Other                                         11,8      11,3
 long-                                           34        00
  term
liabil
 ities
       Total Non-Current Liabilities            193,      211,
                                                498       896

Shareh
olders
     '
Equity

Prefer
   red
stock,
  $.10
   par
value,
1,000,
   000
shares
author
 ized,
  none
issued
   and
outsta
 nding

Common
stock,
  $.10
   par
value,
30,000
  ,000
shares
author
 ized,
                                               2,40      2,39     issued
0         9
   and
outsta
 nding
24,027
  ,080
   and
23,989
  ,763
shares
     ,
respec
tively
                                               145,      144,     Additi
457       996
  onal
 paid-
    in
capita
     l
                                               (378       583     Unreal
)
  ized
 gains
(losse
    s)
  from
market
  able
securi
  ties
                                               227,      203,     Retain
936       940
    ed
earnin
    gs
       Total Shareholders' Equity              375,      351,
                                                415       918
                                              $ 619,    $ 611,     052
                                                311
   The
accomp
anying
 notes
are an
integr
    al
  part
    of
 these
statem
 ents.




   MAGMA POWER COMPANY AND
        SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF
         OPERATIONS
  (In thousands except per
       share amounts)
         (Unaudited)


                                For               For
                                the               the
                                Thre              Six
                                 e               Mont
                                Mont              hs
                                 hs
                                Ende             Ende
                                 d                 d
                                June             June
                                30,               30,
                                1994   1993      1994   1993
REVENUES
  Sales of electricity        $ 39,9   $ 38,3     $ 73,4  $ 53,6
                                 02      32        94     45
  Royalties                     4,56    4,98      9,43   9,31
                                  1       9         4      6
  Interest and other income     1,38     733      2,46   2,72
                                  1                 6      9
  Management services           958     954      1,82   1,77
                                                    7      6
                                46,8    45,0      87,2   67,4
                                 02      08        21     66

COSTS AND EXPENSES
  Plant operating costs         13,4    14,2      28,4   22,2
                                 94      99        85     18
  Depreciation and              5,95    6,01      11,8   9,07
amortization                      2       7        62      5
  Other non-plant costs         114     113       265    283
  General and administrative    2,99    2,52      5,87   4,55
                                  8       0         2      9
  Interest incurred             3,12    2,71      5,96   4,15
                                  5       1         1      7
                                25,6    25,6      52,4   40,2
                                 83      60        45     92
    Income from operations      21,1    19,3      34,7   27,1
                                 19      48        76     74
  Provision for income taxes    6,48    5,80      10,7   8,15
                                  0       9        82      8
    Net income                $ 14,6   $ 13,5     $ 23,9  $ 19,0
                                 39      39        94     16


INCOME PER COMMON SHARE
       Assuming no dilution   $ 0.61   $ 0.56     $ 1.00  $ 0.79


AVERAGE COMMON SHARES
OUTSTANDING
       Assuming no dilution     24,0    24,0      24,0   24,0
                                 22      76        11     07


The accompanying notes are an
       integral part of these
                  statements.


MAGMA POWER COMPANY AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH
               FLOWS
    Increase (Decrease) in Cash
       (Dollars in thousands)
            (Unaudited)


                                       For the Six
                                      Month s

                                      Ended June
                                        30,
                                                1993 1994
Cash Flows From Operating Activities
  Net income                         $23,99   $19,01 4              6
  Adjustments to reconcile net
income to net cash provided
    by operating activities:
      Depreciation and amortization   11,86    9,075
                                          2 Transmission credits realized
      1,469 1,053
      Other, net                      2,782    (806)
      Changes in components of
working capital:
        Accounts receivable           (15,2    (16,9
                                        01)      18)
        Partnership cash and          (2,15    2,265
marketable securities                    0)
        Prepaid expenses and other    (1,48    (3,09
assets                                   5)       6)
        Accounts payable and accrued  4,068    5,997
liabilities
        Accrued interest payable      (746)      778
        Income taxes payable          (3,54    4,579
                                         9) Deferred taxes from
        820 1,566
operations
            Total adjustments         (2,13    4,493
                                         0)
              Net cash provided by    21,86    23,50
operating activities                      4        9

Cash Flows From Investing Activities
  Proceeds from the sale of           113,5    160,5
investments                              86       77
  Purchase of investments             (118,    (89,8
                                       231)      16)
  Capital expenditures                (6,45    (4,63
                                         3)       2)
  Power plant acquisition costs                (215,
                                      --        274)
  New project development costs       (6,88    (5,46
                                         7)       8)
  Other, net                          (916)    (3,27
                                                  5) Net cash used in
              (18,9                   (157,
investing activities                    01)     888)

Cash Flows From Financing Activities
  Repayment of loans payable          (145,    (5,48
                                       750)       6)
  Borrowing from banks                130,0    140,0
                                         00       00
  Loan fees                           (3,22
                                         5)    --
  Proceeds from the issuance of         462    2,519
common stock
  Other, net                            250      191
              Net cash provided       (18,2    137,2
(used) by financing activities          63)       24
  Net increase (decrease) in cash     (15,3    2,845
                                        00)
  Cash at beginning of period         18,01    2,106
                                          7
            Cash at end of period              $2,717   $4,951


The accompanying notes are an
integral part of these statements.

                            MAGMA POWER COMPANY AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in
                          Thousands)
                                (Unaudited)

Note 1.   Summary of Significant Accounting Policies:
          Basis of Consolidation - The consolidated financial statements present the assets, liabilities, revenues, costs and expenses of Magma Power Company (the "Company"), its 100%-owned subsidiaries and its proportionate share of partnerships in which the Company has invested.
          All significant intercompany transactions and accounts have been eliminated.


Note  2.  Loans Payable:

          Loans payable consisted of the following:
                                   June      Decembe
                                    30,       r 31,
                                   1994       1993

Pro-rata share of partnership
  non-recourse debt              $ 69,991   $ 75,149
Bridge loan                                    140,000
                                 --
Salton Sea debt                   130,00
                                       0     --
Other loans                        9,557     10,859
                                  209,54     226,008       8

Less amounts due within one year  39,668     36,799

Loans payable due after one year $ 169,88   $ 189,209       0


          Loans payable at June 30, 1994 and December 31, 1993 included the Company's pro-rata share of the debt of the Del Ranch, L.P., Elmore, L.P., and Leathers, L.P. partnerships. The partnership loans are non-recourse to Magma Power Company and subsidiaries, however, it is collateralized by substantially all of the assets of these partnerships.

          On March 19, 1993, Magma entered into a $140 million unsecured one-year term loan ("Bridge Loan") with a group of commercial banks. Proceeds from the loan were used to finance the acquisition of the Salton Sea Plants from Unocal. On February
          28, 1994, the Company replaced the Bridge Loan with a $130,000,000 non-recourse project level loan which is collateralized by substantially all of the assets and power purchase contracts of the newly acquired Salton Sea Plants. A secured credit agreement with a group of international banks, with Credit Suisse as the agent bank, provides for direct loans at LIBOR plus 1.25%. Restrictions in the secured credit agreement place limits on distribution of cash from the Salton Sea Plants to the Company.
Note 3    .    Deferred Income Taxes:
          Deferred income taxes as of June 30, 1994 and December 31, 1993 represent estimated income taxes payable in the future years as determined in accordance with SFAS 109 "Accounting for Income Taxes."
Note 4.   Net Income per Common Share:
          The calculation of primary earnings per common share is based on the weighted average number of outstanding common shares. In computing primary earnings per common share, adjustment has been made for common shares issuable for shares under option.
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
Operations and development activities have been financed with working capital, the sale of Company Common Stock for cash and services, and loans from commercial banks.
The Company has geothermal projects in the development stage, both domestic and international, which it intends to finance with a combination of Company supplied equity and non-recourse project debt. These development stage projects will require significant equity contributions from the Company during the next five years. The Company believes that its cash reserves, augmented by cash flow from its current operations, and unsecured corporate loans will be sufficient to fund these equity contributions.
On February 28, 1994 the Company repaid a $140,000,000 Bridge Loan used in acquiring assets from Unocal, utilizing both Company cash and the proceeds from a non-recourse project level six-year term loan of $130,000,000 (the "Term Loan") collateralized by substantially all of the assets and power purchase contracts of the three Salton Sea Plants acquired from Unocal. In addition, a $5,000,000 working capital line of credit has been provided to the subsidiaries owning the plants by two of the banks participating in the Term Loan. No loans against the working capital line of credit have been made.
Cash and marketable securities at June 30, 1994 totaled $64,153,000 of which $39,084,000 was available for general corporate use. The remainder of $25,069,000 is Magma's share of the cash and marketable securities of the four separate partnerships which are jointly owned by the Company and Mission Energy Company (the "Magma Partnerships") which own the Vulcan, Hoch, Elmore and Leathers geothermal power plants (the "Partnership Plants"), and the cash and marketable securities of the Company's "Salton Sea Partnerships" which own the three Salton Sea plants acquired from Unocal (the "Salton Sea Plants"). Certain portions of these funds are earmarked for the working capital needs of the plants. In addition, the secured credit agreements for three of the Magma Partnerships and the Term Loan for the Salton Sea Plants place limits on distributions of cash. Non-current investments at June 30, 1994, totaled $44,892,000 consisting of $31,468,000 in marketable securities with maturities greater than one year and $13,424,000 of other investments, which are not liquid.
At June 30, 1994, long-term obligations (including amounts currently due) were $209,548,000, a $16,460,000 decrease over year end 1993. The decrease reflects the $10,000,000 debt reduction that occurred on February 28, 1994 when the $140,000,000 Bridge Loan was replaced with the Term Loan and the principal reduction of $5,158,00 in the Company's pro-rata share of partnership debt. Magma Partnership debt and the Term Loan are non-recourse to Magma Power Company and its subsidiaries. The ratio of debt to debt plus-equity at June 30, 1994 (inclusive of non-recourse debt) was 37 percent compared to 40 percent at December 31, 1993. The Company has an unused and available line of credit with Morgan Guaranty Trust Company of $25,000,000 at June 30, 1994.
Six of the seven geothermal power plants operated by the Company sell electricity to Southern California Edison ("SCE") under Interim Standard Offer No.4 "ISO4" long-term power purchase contracts. Each ISO4 contract provides for both capacity payments and energy payments. The capacity payments remain constant throughout the life of each ISO4 contract. During the first 10 years of operation (the "Initial Term"), the energy payments are fixed pursuant to the terms of the ISO4 contract. Thereafter, the energy payments are SCE's then-current published avoided cost of energy. In 1994 the time period weighted average price for energy for the six plants combined is approximately 10.6 cents per kWh. For June 1994,
 SCE's
avoided  cost of energy was 2.4 cents per kWh. Estimates of SCE's future avoided
cost of energy vary substantially, but it is expected to remain substantially below such contract energy prices. Thus, the revenues generated by each of the Company's six plants operating under ISO4 contracts are likely to decline significantly after their respective initial terms expire. Such decline could have a material adverse effect on the Company's results of operation. The initial terms expire in 1996 as to 34 megawatts of nameplate generation, in 1999 for 126 megawatts of nameplate generation and in 2000 for the remaining 58 megawatts of nameplate generation under ISO4 contracts.

The seventh and smallest plant (approximately 10 megawatts) sells electricity to SCE under a negotiated power purchase contract (the "Negotiated Contract"). The energy payment under the Negotiated Contract was 4.8 cents per kWh in the second quarter of 1994. The capacity payment was
approximately 1.7 cents per kWh in the second quarter of 1994.  Both the energy
and capacity payments escalate quarterly based on a basket of indices for the 30-year term of the Negotiated Contract.

The Company's strategy is to mitigate the adverse impact of future lower energy pricing through expansion of its core business of producing electricity with geothermal resources, both through development of new projects in the United States and abroad, through strategic acquisitions and cost reduction strategies. However, competition for power purchase contracts is intense and any contracts the Company is able to secure in the future, whether in the United States or abroad, are likely to be on terms and conditions that are less favorable than those provided in the Company's current ISO4 contracts.

Other  than as described above, the Company is not aware of any  trends  or demands,  events  or  uncertainties  that  would  result  in  or  that  are reasonably  likely  to  result  in,  a material  change  in  the  Company's liquidity or capital resources.

Results of Operations

           Second Quarter 1994 Compared to Second Quarter 1993.

Revenues

Total revenues for the second quarter of 1994 were up $1,794,000 or 4% to $46,802,000 as compared to $45,008,000 for the same period last year. This increase was made up primarily of an increase in the sales of electricity.
     Sales of Electricity

Revenues from the sale of electricity increased $1,570,000 in the second quarter of 1994 to $39,902,000. The revenue gain was due to an increase in "energy" payments reflecting a 7.9% increase in the price paid for "energy" under four of the Company's six ISO4 contracts and a 4% increase in the number of kilowatts produced. The "capacity" payments received by all plants were essentially unchanged during the period.
During the second quarter of 1994 and 1993, the combined "contract" and "nameplate" capacity factors of the Magma Partnership Plants are shown in the table below:
                                                 Second Quarter
                                         1994      1993
Total  Kilowatt  Hours
produced                              345,217    330,58
    (kWh  amounts   in                                0
000s)

Contract      Capacity                 120.2%    115.1%
Factor(1)

Nameplate     Capacity                 106.8%    102.3%
Factor(1)

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 91 day (2,184 hour) second quarter.


During the second quarter of 1994, the "contract" and "nameplate" capacity factors of the three Salton Sea Plants combined are as shown in the table below:

                                                 Second Quarter      1994
                                         1993
Total  Kilowatt  Hours
produced                              156,700    160,22
    (kWh  amounts   in                                2
000s)

Contract      Capacity                  99.0%    101.2%
Factor(1)

Nameplate     Capacity                  90.0%     91.9%
Factor(1)

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 91-day (2,184 hours) second quarter.

     Interest and Other Income

Interest and other income increased $648,000, an 88% increase compared to interest and other income for the same period of the prior year, primarily due to higher investment earnings, reflecting the significantly higher cash balances available for investment. Cash available for investment during the same period of the prior year was low due to the use of cash in connection with the acquisition of the Salton Sea Plants from Unocal.



Costs and Expenses

In the second quarter of 1994, total costs and expenses were $25,683,000 compared to costs and expenses for the same period in 1993 of $25,660,000. While total costs and expenses were virtually the same in both periods, the component of total costs were different. A decrease in plant operating costs of $805,000 was offset by increases of $478,000 in general and administrative expense and $414,000 in interest expense.

The decrease in plant operating costs primarily reflects the increased efficiencies resulting from the integration of the Magma and Unocal operations.

The $478,000 increase in general and administrative costs reflects the Company's continued devotion of more of its resources towards expansion of business development activities by increasing staff and support services to facilitate the planned growth of the Company.

The $414,000 increase in interest expense reflects the effect of higher borrowing costs due to higher market interest rates. Currently, approximately 83% of the company's consolidated debt is floating rate debt.

Net Income

Net income was 8% higher at $14,639,000 in the second quarter of 1994 as compared to $13,539,000 in the corresponding period of the prior year. The increase in net income reflects the higher ISO4 electricity revenues received by the Partnership Plants, increased interest income, and the decrease in plant operating costs which was offset, in part, by increases in general and administrative expense and interest expense.


                Six Months Ended June 30, 1994 Compared to
                      Six Months Ended June 30, 1993

Revenues

Total revenues for the first six months of 1994 were up $19,755,000 or 29% to $87,221,000 as compared to $67,466,000 for the same period of the prior year. This increase was made up of an increase in the sales of electricity and an increase in royalties received offset by a decrease in interest and other income.

     Sales of Electricity

Revenues from the sale of electricity increased $19,849,000 in the first six months of 1994 to $73,494,000 primarily due to the inclusion of the revenues of the Salton Sea Plants for the full six months of 1994. The Salton Sea Plants contributed $15,899,000 of the revenue gain. The balance of the revenue gain of $3,950,000 was produced by the four Partnership Plants and consisted of a 7% increase in the megawatt hours delivered and an increase in the price paid for "energy" under their ISO4s with SEC. The annual time period weighted average price of "energy" under the Partnership Plants ISO4s increased 7.9% in 1994 to 10.9 cents per kWh. The "capacity" payments received by all plants were essentially unchanged during the first half of 1994 compared to 1993.

The    combined  "contract"  and  "nameplate"  capacity  factors   of   the
Partnership Plants are shown in the table below:

                                                    Fiscal
                          First             Six      Year
                          Months
                                                       1993
                             1994        1993
Total   Kilowatt   Hours
produced                      665,100   619,700    1,305,70
  (kWh amounts in 000s)                               0

Contract        Capacity       116.4%    108.5%
Factor(1)                                          113.3%

Nameplate       Capacity       103.5%     96.4%
Factor(1)                                          100.7%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 181 day (4,344 hour) first half in 1994 and 1993.
The combined "contract" and "nameplate" capacity factors of the three Salton Sea Plants during the period are shown in the table below:
                               Six Months       Nine Months
                                                     1993
                              1994
 Total     Kilowatt    Hours
 produced                                          495,800
  (kWh amounts in 000s)       312,645

 Contract  Capacity   Factor                       103.6%
 (1)                          99.3%

 Nameplate  Capacity  Factor                         94.1%
 (1)                          90.2%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 181-day (4,344 hours) first half in 1994 and a nine month period (6600 hours) ended December 31, 1993.
     Interest and Other Income
Interest  and other income decreased $263,000, a 10% decrease  compared  to interest income for the same period of the prior year, primarily due to lower investment earnings, reflecting the lower short-term interest rate environment.
Costs and Expenses
In the first six months of 1994, total costs and expenses increased $12,153,000, a 30% increase, compared to costs for the same period in 1993. This increase was composed primarily of a $6,267,000 increase in plant operating costs, a $2,787,000 increase in depreciation, a $1,313,000 increase in general and administrative expense, and a $1,804,000 increase in interest expense. The increase in plant operating costs and depreciation primarily reflects the cost of operating the Salton Sea Plants for six months in 1994 compared to three months in 1993.
The $1,313,000 increase in general and administrative costs reflects the Company's continued devotion of more of its resources towards expansion of business development activities by increasing staff and support services to facilitate the planned growth at the Company.
The $1,804,000 increase in interest expense over the corresponding period of 1994 reflects the increased cost of borrowings to finance the acquisition of the Salton Sea Plants. Interest expense related to the Partnership Plants declined as a result of lower partnership weighted average borrowings during the first six months of 1994 as compared to the same period of the prior year .

Provision for Income Taxes

The Company's effective tax rate in the first six months of 1994 increased to 31 percent from the 1993 rate of 30 percent due to higher profitability in 1994, as a result of the acquired Salton Sea Plants. In addition, the tax effect of permanent differences, which include depletion deductions, are diluted relative to higher operating profits.

Net Income

Net income was 26% higher at $23,994,000 for the first six months of 1994 as compared to $19,016,000 in the corresponding period of the prior year. The increase in net income reflects the addition of the earnings of the Salton Sea Plants for six months in 1994 compared to three months in 1993 as well as the higher ISO4 electricity revenues received by the Partnership Plants.
                        PART II - OTHER INFORMATION

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



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1994 Annual Meeting of Stockholders of Magma Power Company was held on June 21, 1994 at 10:30 a.m. at the Marriott-La Jolla, 4250 La Jolla
Village   Drive, San Diego, California.

The record date for the meeting was April 25, 1994 and there were a total number of 24,011,379 shares of the Company's common stock issued and outstanding and entitled to vote at the meeting. There were present at the meeting, in person or by proxy, the holders of 20,426,386 common shares, representing 85% of the total number of shares outstanding and entitled to vote at the meeting, such percentage representing a quorum.

PROPOSAL ONE:       The election of the Directors of the Company

The results of the voting for each of the proposals are as follows:


                      Total Shares   Total     Shares
       Name             Voted For     Withheld
      Lester L.         20,297,137        129,249
       Coleman            (99%)
       William R.       20,287,137        139,249
       Knee               (99%)
       John D.          20,304,482        121,904
       Roach              (99%)



PROPOSAL   TWO:        Approval  of  the  adoption  of  the   1994   Equity
Participation Plan of                        the Company


                 For:                16,264,65
                                             0
                 Against:            3,627,422
                 Abstain:              347,492
                 Percent  of  Votes       81.8
                 Cast:
                 Broker Non-Votes:     186,822


PROPOSAL THREE:          Ratification of the selection of Coopers & Lybrand
as  the                             Company's auditors for the fiscal  year
ending December 31, 1994


                 For:               20,359,189
                 Against:               17,122
                 Abstain:               50,075
                 Percent of Votes         99.9
                 Cast


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:
     10.104 The 1994 Equity Participation Plan.

(b)   Reports on Form 8-K:  There were no Form 8-K's filed during the three
months ended   June 30, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MAGMA             POWER             COMPANY
(Registrant)


Date:  August 5, 1994         s/Jon R. Peele,
                    Jon R. Peele,
                    Executive Vice President,
                    Secretary and General Counsel


Date:  August 5, 1994         s/Wallace C. Dieckmann
                    Wallace C. Dieckmann
                    Vice President, Chief Financial Officer



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MAGMA POWER COMPANY
                         (Registrant)


Date:   August 5, 1994
                    Jon R. Peele,
                    Executive Vice President, Secretary and General Counsel


Date:   August 5, 1994
                    Wallace C. Dieckmann
                    Vice President, Chief Financial Officer