Form 10-Q
period 1994-09-30
MAGMA POWER CO /NV/
filed 1994-11-14
CIK 355878

4


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20559

                                 FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994    Commission file number: 0-10533


                          MAGMA POWER COMPANY
(Exact name of registrant as specified in its charter)


     NEVADA                                                      95-3694478
(State  or  other  jurisdiction of                        (I.R.S.  Employer
incorporation or    organization)                      Identification No.)

4365 Executive Drive, Suite 900, San Diego, CA.                  92121
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

24,042,915 shares of Magma Power Company common stock, par value $.10 per share, were outstanding at September 30, 1994.

The total number of pages in this report is 19.

















                  (This Page Intentionally Blank)

                      PART I - FINANCIAL INFORMATION


  ITEM 1.  FINANCIAL STATEMENTS

  The consolidated balance sheets of Magma Power Company and its subsidiaries as of September 30, 1994 and December 31, 1993, the consolidated statements of operations for the nine months ended September 30, 1994 and 1993, and cash flows for the nine months ended September 30, 1994 and 1993, and the notes thereto, appear on page 4 through 8 of this report.

  The unaudited interim financial statements reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are considered necessary for a fair presentation of the results of the periods covered.


         MAGMA POWER COMPANY AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands)

                                                    September 30,  December 31,
                                                          1994       1993
                                                      (Unaudited)
ASSETS
Current Assets
  Cash                                                $    5,111   $  18,017
  Marketable securities                                   43,609      32,086
  Partnership cash and marketable securities              25,478      22,919
  Accounts receivable:
    Trade                                                 34,192      18,199
    Other                                                 20,012      14,073
  Prepaid expenses and other assets                       10,423      11,922
                                                         -------     -------
                    Total Current Assets                 138,825     117,216

Land                                                       6,361       6,225
Property plant and equipment, net of accumulated
depreciation
  of $64,828 and $53,166, respectively                   256,561     265,215
Exploration and development costs, net of accumulated
  amortization of $18,490 and $13,682, respectively      104,271     107,069
Acquisition and new project costs                         28,367      13,721
Other investments                                         41,245      47,642
Power purchase contracts, net of accumulated
amortization
  of  $1,818 and $946, respectively                       21,313      22,185
Other assets and deferred charges                         24,480      22,762
Goodwill, net of accumulated amortization of $2,419 and    8,999       9,276
$2,122, respectively                                   ---------   ---------
                                                       $ 630,422   $ 611,311
                                                       =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                               $   7,832   $   7,235
  Accrued and other liabilities                            3,605       3,463
  Current portion of loans payable                        37,010      36,799
                                                        --------    --------
                    Total Current Liabilities             48,447      47,497
                                                        --------    --------
Loans payable                                            151,959     189,209
Deferred income taxes                                     22,376      11,387
Other long-term liabilities                               12,354      11,300
                                                        --------    --------
                    Total Non-Current Liabilities        186,689     211,896
                                                        --------    --------
Shareholders' Equity
     Preferred stock, $.10 par value, 1,000,000 shares
               authorized, none issued and outstanding
  Common stock, $.10 par value, 30,000,000 shares
authorized,
     issued and outstanding 24,042,915 and 23,989,763      2,401       2,399
shares, respectively
  Additional paid-in capital                             142,765     144,996
  Unrealized gains (losses) from marketable securities     (677)         583
  Retained earnings                                      250,797     203,940
                    Total Shareholders' Equity           395,286     351,918
                                                       ---------   ---------
                                                       $ 630,422   $ 611,311
                                                       =========   =========
The accompanying notes are an integral part of these statements.




    MAGMA POWER COMPANY AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands except per share amounts)
             (Unaudited)


                                     For the Three         For the Nine
                                     Months Ended          Months Ended
                                    September 30,         September 30,
                                   1994       1993       1994       1993

REVENUES
  Sales of electricity            $50,592    $49,674   $124,086   $103,319
  Royalties                         5,628      5,569     15,062     14,885
  Interest and other income         1,400        906      3,866      3,635
  Management services               1,263      1,166      3,090      2,942
                                  -------    -------   --------   --------
                                   58,883     57,315    146,104    124,781
                                  -------    -------   -------    --------
COSTS AND EXPENSES
  Plant operating costs            12,723     14,404     41,208     36,622
  Depreciation and amortization     5,875      6,374     17,737     15,449
  Other non-plant costs               115        118        380        401
  General and administrative        3,730      2,912      9,602      7,471
  Interest incurred                 3,301      2,724      9,262      6,881
                                  -------    -------    -------    -------
                                   25,744     26,532     78,189     66,824
                                  -------    -------    -------    -------
    Income from operations         33,139     30,783     67,915     57,957
  Provision for income taxes       10,290     10,330     21,072     18,488
                                  -------    -------    -------    -------
    Net income                    $22,849    $20,453    $46,843    $39,469
                                  =======    =======    =======    =======

INCOME PER COMMON SHARE

       Assuming no dilution         $0.95      $0.85      $1.95      $1.64
                                    =====      =====      =====      =====

AVERAGE COMMON SHARES OUTSTANDING
       Assuming no dilution        24,029     24,096     24,017     24,037
                                   ------     ------     ------     ------

    The accompanying notes are an integral part of these statements.


       MAGMA POWER COMPANY AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CASH FLOWS
            Increase (Decrease) in Cash
              (Dollars in thousands)
                    (Unaudited)

                                                        For the Nine
                                                        Months Ended
                                                        September 30,
                                                      1994        1993
Cash Flows From Operating Activities
  Net income                                         $46,843    $39,469
                                                     -------    -------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                   17,737    15,449
      Transmission credits realized                    2,209     1,803
      Other, net                                       1,848      (809)
      Changes in components of working capital:
        Accounts receivable                          (21,931)  (25,326)
        Partnership cash and marketable securities    (2,559)    6,373
        Prepaid expenses and other assets                 87    (2,246)
        Accounts payable and accrued liabilities       4,776     6,688
        Accrued interest payable                      (1,102)      167
        Income taxes payable                          (2,934)    8,646
        Deferred taxes from operations                12,645     2,920
                                                     -------   -------
            Total adjustments                         10,776    13,665
                                                     -------   -------
   Net cash provided by operating activities          57,619    53,134
                                                     -------   -------
Cash Flows From Investing Activities
  Proceeds from the sale of investments              205,686   195,545
  Purchase of investments                           (216,060) (148,655)
  Capital expenditures                                (8,854)   (5,718)
  Power plant acquisition costs                               (215,718)
  New project development costs                      (11,909)  (11,932)
  Other, net                                          (1,198)    1,166
                                                     -------   -------
   Net cash used in investing activities             (32,335) (185,312)
                                                     -------   -------
Cash Flows From Financing Activities
  Repayment of loans payable                        (166,101)  (10,070)
  Borrowing from banks                               130,000   140,000
  Loan fees                                           (3,225)      --
  Proceeds from the issuance of common stock             816     2,519
  Other, net                                             320      (278)
                                                    --------   -------
   Net cash provided (used) by financing activities  (38,190)  132,171
                                                    --------   -------
  Net increase (decrease) in cash                    (12,906)       (7)
  Cash at beginning of period                         18,017     2,106
                                                    --------   -------
  Cash at end of period                             $  5,111   $ 2,099
                                                    ========   =======

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

          All significant intercompany transactions and accounts have been eliminated.


Note  2.  Loans Payable:

          Loans payable consisted of the following:

                                       September   December 31,
                                         1994          1993

Pro-rata share of partnership
  non-recourse debt                    $  65,157    $    75,149
Bridge loan                                   --         140,000
Salton Sea debt                          114,308            --
Other loans                                9,504         10,859
                                         188,969        226,008
                                       ---------      ---------
Less amounts due within one year          37,010         36,799

Loans payable due after one year       $ 151,959      $ 189,209
                                       =========      =========

Loans payable at September 30, 1994 and December 31, 1993 included the Company's pro-rata share of the debt of the Del Ranch, L.P., Elmore, L.P., and Leathers, L.P. partnerships. The partnership loans are non-recourse to Magma Power Company and subsidiaries, however, it is collateralized by substantially all of the assets of these partnerships.

On March 19, 1993, Magma entered into a $140 million unsecured one-year term loan ("Bridge Loan") with a group of commercial banks. Proceeds from the loan were used to finance the acquisition of the Salton Sea Plants from Unocal. On February 28, 1994, the Company replaced the Bridge Loan with a $130,000,000 non-recourse project level loan which is collateralized by substantially all of the assets and power purchase contracts of the newly acquired Salton Sea Plants. Under the secured credit agreement for this loan, a group of international banks loaned to Salton Sea Power Generating, L.P. and Salton Sea Brine Processing, L.P. (the "Salton Sea Partnerships"), which own the Salton Sea Plants, $130,000,000 in the form of a six (6) year loan at interest rates of 1.25% over LIBOR, secured by substantially all of the assets of the Salton Sea Partnerships. Restrictions in the secured credit agreement place limits on distribution of cash from the Salton Sea Plants to the Company.


Note 3    .    Deferred Income Taxes:

          Deferred income taxes as of September 30, 1994 and December 31, 1993 represent estimated income taxes payable in the future years as determined in accordance with SFAS 109 "Accounting for Income Taxes."


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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

On September 19, 1994, California Energy Company, Inc. delivered to the Company and released publicly an unsolicited letter to Messrs. Pankratz and Boeker in which California Energy made a proposal (the "Initial Proposal") to acquire the Company for $25 a share in cash and $10 a share in California Energy common stock.

On October 6, 1994, California Energy commenced a tender offer (the "Offer") to purchase 12,400,000 shares of Company Common Stock for $35 net to the seller per share as the first step of a proposed transaction in which the shares of Company Common Stock not purchased in the Offer would each be converted pursuant to a back-end merger (the "Merger") into the right to receive approximately $15 in cash and California Energy common stock with a nominal value of approximately $20. In its offer to purchase, California Energy also announced that it had taken preliminary steps to commence a solicitation (the "Request Solicitation") of requests for the calling of a special meeting of the Company's stockholders at which, among other things, the Company's stockholders would be asked to approve expanding the size of the Company's Board of Directors from 11 to 15 and filling the four new directorships created thereby with nominees of California Energy.

On October 10, 1994, the Board of Directors of the Company unanimously determined that the Offer was not in the best interests of the Company's stockholders and unanimously recommended that the Company's stockholders reject the Offer and not tender their shares pursuant to the Offer. This position is detailed in the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on October 11, 1994 as amended.

On   October   13,  1994,  California  Energy  filed  a  preliminary   call
solicitation statement (the "Request Solicitation Statement") relating to the Request Solicitation.

On October 21, 1994, California Energy announced that it had revised the Offer (as so revised, the "Revised Offer") so as to offer $38.50 net to the seller per share and the terms of the Merger, which indicated that the remaining shares would each be converted in the Merger into approximately $18.10 in cash and California Energy common stock with a nominal value of approximately $20.40.

On October 31, 1994, the Board of Directors of the Company announced that it had unanimously determined that the Revised Offer was not in the best interests of the Company's stockholders and unanimously recommended that the Company's stockholders reject the Revised Offer and not tender their shares pursuant to the Revised Offer. This position is detailed in Amendment No. 5 to the Company's Schedule 14D-9, which was filed with the Securities and Exchange Commission on October 31, 1994.

On November 1, 1994, California Energy filed a revised Request Solicitation Statement and announced that it had extended the expiration date of the Revised Offer until December 2, 1994 and that about 596,580 shares of Company Common Stock (approximately 2.5% of the outstanding shares) were tendered as of November 1.

Liquidity and Capital Resources

Operations and development activities have been financed with working capital, the sale of Company Common Stock for cash and services, and loans from commercial banks.

The Company has power generation projects in the development stage, both domestic and international, which it intends to finance with a combination of Company supplied equity and non-recourse project debt. These development stage projects will require significant equity contributions from the Company during the next five years. The Company believes that its cash reserves, augmented by cash flow from its current operations, and its ability, due to its relatively low level of debt at the corporate level, to obtain substantial corporate loans will enable it to fund these equity contributions.

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

Cash and marketable securities at September 30, 1994 totaled $74,198,000 of which $48,720,000 was available for general corporate use. The remainder of $25,478,000 is Magma's share of the cash and marketable securities of the "Magma Partnerships," the four separate partnerships which are jointly owned by the Company and Mission Energy Company and which own the Vulcan, Hoch, Elmore and Leathers geothermal power plants (the "Partnership Plants"), and the cash and marketable securities of the "Salton Sea Partnerships," the 100% owned Magma partnerships which own the three Salton Sea plants acquired from Unocal (the "Salton Sea Plants"). Certain portions of these funds are earmarked for the working capital needs of the plants. In addition, the secured credit agreements for the Hoch, Elmore and Leathers Partnership Plants and the Term Loan for the Salton Sea Plants place limits on distributions of cash.

Non-current investments at September 30, 1994, totaled $41,245,000 consisting of $29,676,000 in marketable securities with maturities greater than one year which are liquid and $11,569,000 of other investments, which are not liquid.

At September 30, 1994, loans payable (including amounts currently due) were $188,969,000, a $37,039,000 decrease over year end 1993. The decrease reflects the $10,000,000 debt reduction that occurred on February 28, 1994 when the $140,000,000 Bridge Loan was replaced with the $130,000,000 Term Loan and a $9,992,000 reduction in the Company's pro-rata share of Magma Partnership debt, a $15,692,000 reduction in Salton Sea Partnership debt, and a $1,355,000 reduction in other debt. The Magma Partnerships debt and the $130,000,000 Term Loan are both non-recourse to Magma Power Company and its subsidiaries. The ratio of debt to debt-plus-equity at September 30, 1994 (inclusive of non-recourse debt) was 34 percent compared to 40 percent at December 31, 1993. The Company has an unused and available line of credit with Morgan Guaranty Trust Company of $25,000,000 at September 30, 1994.

Six of the seven geothermal power plants operated by the Company sell electricity to Southern California Edison ("SCE") under Interim Standard Offer No. 4 "ISO4" long-term power purchase contracts. Each ISO4 contract provides for both capacity payments and energy payments. The capacity payments remain constant throughout the life of each ISO4 contract. During each of the first 10 years of operation (the "Initial Term"), the energy payments are fixed pursuant to the terms of the ISO4 contract. Thereafter, the energy payments are SCE's then-current published avoided cost of energy. In 1994 the time period weighted average price for energy for the six plants combined is approximately 10.6 cents per kWh. For September 1994, SCE's avoided cost of energy was 2.2 cents per kWh. Estimates of SCE's future avoided cost of energy vary substantially, but it is expected to remain substantially below such contract energy prices. Thus, the revenues generated by each of the Company's six plants operating under ISO4 contracts are likely to decline significantly after their respective initial terms expire. Such decline could have a material adverse effect on the Company's results of operation. The initial terms expire in 1996 as to 34 megawatts of nameplate generation, in 1999 for 126 megawatts of nameplate generation and in 2000 for the remaining 58 megawatts of nameplate generation under ISO4 contracts.

The seventh and smallest plant (approximately 10 megawatts) sells electricity to SCE under a negotiated power purchase contract (the "Negotiated Contract"). The energy payment under the Negotiated Contract was 4.8 cents per kWh in the third quarter of 1994. The capacity payment was approximately 1.7 cents per kWh in the third quarter of 1994. Both the energy and capacity payments adjust quarterly based on a basket of indices for the 30-year term of the Negotiated Contract.

The Company's strategy is to mitigate the adverse impact of potentially lower revenues in the future from its six plants with ISO4 contacts by aggressively seeking out and developing new power generation projects in both the United States and abroad, seeking out additional strategic acquisitions, and continuing to find new ways to significantly reduce plant operating costs for its existing as well as any new plants. The competition for new power purchase contracts is intense, however, and any contracts the Company is able to secure in the future, whether in the United States or abroad, are likely to be on terms and conditions that are substantially less favorable than those provided in the Company's current ISO4 contracts.

Other than as described above and in the general information caption, the Company is not aware of any trends or demands, events or uncertainties that would result in or that are reasonably likely to result in, a material change in the Company's liquidity or capital resources.
Results of Operations

            Third Quarter 1994 Compared to Third Quarter 1993.

Revenues

Total revenues for the third quarter of 1994 were up $1,568,000 or 3% to $58,883,000 as compared to $57,315,000 for the same period last year. This increase was made up primarily of increases in the sales of electricity, interest income and other income.

     Sales of Electricity

Revenues from the sale of electricity increased $918,000 in the third quarter of 1994 to $50,592,000. The revenue gain was due to a 7.9% increase in the payments for "energy" under the ISO4 contracts of the four Magma Partnership Plants. The "energy" payments under the ISO4 contracts of two of the three Salton Sea Plants are "levelized" during their Initial Terms. The third Salton Sea Plant does not have an ISO4 contract. Under its "negotiated contract," the energy and capacity payments adjust quarterly pursuant to a basket of price indices. The "capacity" payments received by all plants were essentially unchanged during the period.

During the third quarter of 1994 and 1993, the combined "contract" and "nameplate" capacity factors of the Magma Partnership Plants are shown in the table below:

                                     Third
                                    Quarter
                                              1994        1993
Total Kilowatt Hours produced
  (kWh amounts in 000s)                    352,564     349,201

Contract Capacity Factor(1)                 121.4%      120.3%

Nameplate Capacity Factor(1)                107.9%      106.9%

During the third quarter of 1994, the "contract" and "nameplate" capacity factors of the three Salton Sea Plants combined are as shown in the table below:

                                 Third Quarter
                                           1994          1993
Total Kilowatt Hours produced
  (kWh amounts in 000s)                 162,059       167,603

Contract Capacity Factor(1)              101.2%        104.7%

Nameplate Capacity Factor(1)              92.2%         95.1%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 92-day (2,208 hours) third quarter.




     Interest and Other Income

Interest and other income increased $494,000, a 55% increase compared to interest and other income for the same period of the prior year, reflecting the higher cash balances available for investment and the higher short-term interest rate environment. Cash available for investment during the same period of the prior year was lower due to the use of cash in connection with the acquisition of the Salton Sea Plants from Unocal.

Costs and Expenses

In the third quarter of 1994, total costs and expenses were $25,744,000 compared to costs and expenses for the same period in 1993 of $26,532,000. This 3% decrease in total costs and expenses was composed primarily of decreases in plant operating costs and depreciation of $1,681,000 and $499,000, respectively, and increases of $818,000 in general and administrative expense and $577,000 in interest expense.

The decrease in plant operating costs reflects the realization of certain efficiencies by integrating the operations of the Magma Partnership and Salton Sea Plants and the favorable results of the Company's ongoing efforts to reduce operating costs.

The $818,000 increase in general and administrative costs reflects the Company's continued devotion of more of its resources towards expansion of business development activities by increasing staff and support services to facilitate the planned growth of the Company.

The $577,000 increase in interest expense reflects the effect of higher borrowing costs due to higher market interest rates. Currently, approximately 84% of the Company's consolidated debt is floating rate debt.

Net Income

Net income was 12% higher at $22,849,000 in the third quarter of 1994 as compared to $20,453,000 in the corresponding period of the prior year. The increase in net income reflects the increase in electricity revenues and interest income and the decrease in total costs and expenses.



             Nine Months Ended September 30, 1994 Compared to
                   Nine Months Ended September, 30, 1993

Revenues

Total revenues for the first nine months of 1994 were up $21,323,000 or 17% to $146,104,000 as compared to $124,781,000 for the same period of the prior year. This increase was made up primarily of an increase in the sales of electricity.


     Sales of Electricity

Revenues from the sale of electricity increased $20,767,000 in the first nine months of 1994 to $124,086,000 primarily due to the inclusion of the revenues of the Salton Sea Plants for the full nine months of 1994. The Salton Sea Plants contributed $15,311,000 of this revenue gain. The balance of the revenue gain of $5,456,000 was produced by the four Magma Partnership Plants by way of a 1% increase in the megawatt hours delivered and an increase in the price paid for "energy" under their ISO4s with SEC. The annual time period weighted average price of "energy" under the Magma Partnership Plants ISO4s increased 7.9% in 1994 to 10.9 cents per kWh. The "energy payments under the ISO4 contracts of two of the Salton Sea Plants are "levelized" during their Initial Terms. The third Salton Sea Plan does not have an ISO4 contract. Under its "negotiated" contract, both the energy and capacity payments adjust quarterly based on a basket of price indices. The "capacity" payments received by all plants were essentially unchanged during the first nine months of 1994 compared to 1993.

The   combined  "contract" and "nameplate" capacity factors  of  the  Magma
Partnership Plants are shown in the table below:

                                   First Nine Months        Fiscal
                                                            Year
                                   1994         1993        1993
Total Kilowatt Hours produced
  (kWh amounts in 000s)           1,017,707    968,941    1,305,700

Contract Capacity Factor(1)          118.1%     112.5%       113.3%

Nameplate Capacity Factor(1)         105.0%      99.9%       100.7%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 273 day (6,552 hour) nine month period in 1994 and 1993.

The combined "contract" and "nameplate" capacity factors of the three Salton Sea Plants during the period are shown in the table below:


                                    Nine Months       Nine Months
                                                         Ended
                                                      December 31
                                        1994              1993
 Total Kilowatt Hours produced
  (kWh amounts in 000s)                  474,704         495,800

 Contract Capacity Factor (1)              99.9%          103.6%

 Nameplate Capacity Factor (1)             90.8%           94.1%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 273-day (6,552 hours) nine month period in 1994 and a nine month period (6600 hours) ended December 31, 1993.



     Interest and Other Income

Interest and other income increased $231,000, a 6% increase compared to interest income for the same period of the prior year, primarily due to higher investment earnings, reflecting the higher cash balances available for investment and the higher short-term interest rate environment.

Costs and Expenses

In the first nine months of 1994, total costs and expenses increased $11,365,000, a 17% increase, compared to costs for the same period in 1993. This increase was composed primarily of a $4,586,000 increase in plant operating costs, a $2,288,000 increase in depreciation, a $2,131,000 increase in general and administrative expense, and a $2,381,000 increase in interest expense. The increase in plant operating costs and depreciation primarily reflects the cost of operating the Salton Sea Plants for nine months in 1994 compared to six months in 1993.

The $2,131,000 increase in general and administrative costs reflects the Company's continued devotion of more of its resources towards expansion of business development activities by increasing staff and support services to facilitate the planned growth of the Company.

The  $2,381,000 increase in interest expense over the corresponding  period
of   1994  reflects  the  increased  cost  of  borrowings  to  finance  the acquisition of the Salton Sea Plants. Interest expense related to the Magma Partnership Plants declined as a result of lower partnership weighted-average borrowings during the first nine months of 1994 as compared to the same period of the prior year .

Provision for Income Taxes

The Company's effective tax rate in the first nine months of 1994 was 31 percent which was comparable to the rate in the same period of the prior year.

Net Income

Net income was 19% higher at $46,843,000 for the first nine months of 1994 as compared to $39,469,000 in the corresponding period of the prior year. The increase in net income reflects the addition of the earnings of the Salton Sea Plants for nine months in 1994 compared to six months in 1993 as well as the higher ISO4 electricity revenues received by the Partnership Plants.
                        PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Stockholder Litigation Related to the California Energy Offer. Beginning in September 1994, the Company and its directors were named as defendants in three purported shareholder class action complaints. The first of these, entitled William Steiner, et al. v. Paul M. Pankratz, et al., Case No. 680986 (the "California Complaint"), was filed on September 20, 1994 in the Superior Court of the State of California in and for the County of San Diego. The second, entitled Charles Miller, et al. v. Magma Power Company, et al., Case No. CV94-06187 (the "Nevada State Complaint"), was filed on October 4, 1994 in the Second Judicial District Court of the State of Nevada in and for the County of Washoe. The third, entitled William Steiner and Charles Miller v. Magma Power Co., et al., Case No. CV-N-94-773 (the "Nevada Federal Complaint"), was filed on October 28, 1994 in the United States District Court for the District of Nevada. On November 2, 1994, the Nevada State Complaint was dismissed without prejudice. Plaintiff's counsel has agreed to voluntarily stay or dismiss the California Complaint without prejudice. The Nevada Federal Complaint alleges that the Company's directors have breached, and are continuing to breach, their fiduciary duties to the Company's shareholders by failing to take all reasonable steps in the face of the Initial Proposal, the Offer and the Revised Offer. The Nevada Federal Complaint also alleges that the Company has violated Sections 14(d) and 14(e) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements and omissions in its Schedule 14D-9 filed with the Securities and Exchange Commission in connection with the Offer and the Revised Offer. The Nevada Federal Complaint seeks an order directing the Company's directors to carry out their fiduciary duties to the Company's shareholders, damages and costs, including attorneys and experts' fees, and other equitable relief.

Magma Power Company v. California Energy Company, Inc. et al. The Company and its directors have been involved, since October 3, 1994, in a suit entitled Magma Power Company v. California Energy Company, Inc., et al. (the "California Energy Suit"). This litigation began with the Company filing suit on October 3, 1994 in the Second Judicial District Court for the State of Nevada in and for the County of Washoe. The suit was subsequently removed by California Energy to the United States District Court for the District of Nevada, where it is now pending as Case No. CV-N-94-00719-DWH. The defendants -- California Energy and its wholly owned subsidiary CE Acquisition Company, Inc. ("CEAC") -- have answered the Company's complaint and filed counterclaims naming the Company and its individual directors as counterclaim defendants. Each party has amended its initial pleadings, and the party's claims are briefly summarized below as they exist in pleadings on file with the court as of November 11, 1994. California Energy and CEAC allege, based on the actions taken by the Company and its directors in the face of the Initial Proposal, the Offer, and the Revised Offer, that the Company's directors have violated and are continuing to violate their fiduciary duties to the shareholders of Magma, and that the Company has violated and is continuing to violate Section
14(e) of the Securities and Exchange Act of 1934 and the rules and regulations promulgated thereunder. California Energy and CEAC also allege that certain provisions of the Nevada General Corporation Law, specifically
  78.378-.3793 and 78.411-78.444 of the Nevada Revised Statutes, are unconstitutional and invalid under the federal Constitution. California Energy and CEAC seek dismissal of the Company's claims and seeks various forms of declaratory and injunctive relif, as well as costs, including attorney fees, and other equitable relief. The Company alleges that the actions taken by its directors in the face of the Initial Proposal, the Offer, and the Revised Offer have been and will be taken consistent with the directors' fiduciary duties to the Company's shareholders. The Company alleges that California Energy has, through statements it has made or failed to make in connection with its tender offer, violated Section 14(d) and Section 14(e) of the Securities and Exchange Act and the rules and regulations of the SEC promulgated thereunder; and the Company alleges that California Energy has through statements it has made or failed to make in connection with its Request Solicitation, violated Section 14(a) of the 1934 Securities and Exchange Act and the rules and regulations of the SEC promulgated thereunder. The Company also alleges that the Nevada Business Combination Law, specifically, 78.411-.444 of the Nevada Revised Statues, is valid under the federal Constitution and binding upon California Energy. The Company seeks various forms of declaratory relief, costs, including attorneys fees, injunctive relief prohibiting California Energy from proceeding with its Offer or Revised Offer until it provides full and forthright corrective disclosures, and other equitable relief.

Richard Antunez v. Magma Power Company, et al. On December 11, 1992, a law suit was filed against Magma, Dow Engineering Company ("DEC"), Gulf States, Inc. and Coastal Conveyor Systems, Inc. by Richard Antunez, a former employee of Red Hill Geothermal, Inc. (now Magma Operating Company) who was injured while working at the plant owned by Leathers, L.P. The primary contention of plaintiff is that the conveyor belt equipment he was working on when injured was designed and/or constructed in violation of OSHA requirements and/or without regard to the safety of the individuals required to use the equipment. Coastal Conveyor Systems, Inc. manufactured the conveyor belt system. Gulf States, Inc. erected the conveyor  belt  system  at  the Leathers Facility,  and  DEC  designed  the facility and supervised construction under contract with Magma. The plaintiff alleges that Magma participated in the design and construction of the facility. In a statement filed with the court in mid-1993 the plaintiff claimed special damages of $750,000 and general damages of $3.5 million. However, Mr. Antunez's attorneys made a settlement demand of $10.5 million for all defendants collectively. At the time of the incident, Magma was insured under a policy of general liability insurance issued by Lloyd's Underwriters but Lloyd's has denied coverage. The Company is contesting this denial. In the event Magma is found to have any liability to Mr. Antunez, it is possible Magma Power Company will be entitled to be indemnified by DEC or others.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the three months ended September 30, 1994.
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:
     None

(b)   Reports on Form 8-K:  There were no Form 8-K's filed during the three
months ended   September 30, 1994.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MAGMA POWER COMPANY
                              (Registrant)


Date:  November 14, 1994      s/Jon R. Peele,
                              Jon R. Peele,
                              Executive Vice President,
                              Secretary and General Counsel


Date:  November 14, 1994      s/Wallace C. Dieckmann
                              Wallace C. Dieckmann
                              Vice President, Chief Financial Officer