Form 10-Q/A
period 1994-06-30
MAGMA POWER CO /NV/
filed 1994-12-21
CIK 355878

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20559

                                 FORM 10-Q/A

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                                AMENDMENT #1

For Quarter Ended June 30, 1994               Commission file number: 0-10533


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

The amended Form 10-Q for the period ended June 30, 1994 is being submitted in order to correct formating errors in the EDGAR transmited document. All information contained in the originally filed document is unchanged.

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

               MAGMA POWER COMPANY ANDSUBSIDIARIES CONSOLIDATED
                               BALANCE SHEET
                           (Dollars in thousands)

                                             June 30,    December 31,
                                               1994         1993
                                           (Unaudited)
ASSETS
Current Assets
  Cash                                       $ 2,717      $ 18,017
  Marketablesecurities                        36,367        32,086
  Partnership cash and market ablesecurities  25,069        22,919
  Accounts receivable:
    Trade                                     29,024        18,199
    Other                                     18,449        14,073
  Prepaid expenses and other assets           11,615        11,922
                                            --------      --------
       Total Current Assets                  123,241       117,216
  Land                                         6,308         6,225
  Property plant and equipment, net of
    accumulated depreciation of $61,586 and
    $53,166, respectively                    259,256       265,215
  Exploration and development costs, net of
  accumulated amortization of $16,207 and
  $13,682, respectively                      106,308       107,069
  Acquisition and new project costs           22,575        13,721
  Other investments                           44,892        47,642
  Power purchase contracts, net of
    accumulated amortization of $1,527
    and $946, respectively                    21,604        22,185
  Other assets and deferred charges           25,773        22,762
  Goodwill, net of accumulated amortization
    of $2,326 and $2,122, respectively         9,095         9,276
                                            --------      --------
                                           $ 619,052     $ 611,311
                                            ========      ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Trade accounts payable                   $   8,655     $   7,235
  Accrued and other liabilities                1,816         3,463
  Current portion of loans payable            39,668        36,799
                                            --------      --------
       Total Current Liabilities              50,139        47,497
                                            --------      --------

Loans payable                                169,880       189,209
Deferred income taxes                         11,784        11,387
Other long-term liabilities                   11,834        11,300
                                            --------      --------
       Total Non-Current Liabilities         193,498       211,896
                                            --------      --------

Shareholders' Equity
  Preferred stock,  $.10 par value,
    1,000,000 shares authorized, none
    issued and outstanding
  Common stock, $.10 par value, 30,000,000
    shares authorized, issued and outstanding
    24,027,080 and 23,989,763 shares,
    respectively                               2,400         2,399
  Additional paid-in capital                 145,457       144,996
  Unrealized gains (losses) from marketable
   securities                                   (378)          583
  Retained earnings                          227,936       203,940
                                            --------      --------
       Total Shareholders' Equity            375,415       351,918
                                            --------      --------
                                           $ 619,052     $ 611,311
                                            ========      ========

   The accompanying notes are an integral part of these statements.

                MAGMA POWER COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands except per share amounts)
                          (Unaudited)


                                For the Three     For the Six
                                Months Ended      Months Ended
                                  June 30,           June 30,
                                1994   1993        1994   1993
REVENUES
  Sales of electricity      $ 39,902  $ 38,332  $ 73,494  $ 53,645
  Royalties                    4,561     4,989     9,434     9,316
  Interest and other income    1,381       733     2,466     2,729
  Management services            958       954     1,827     1,776
                             -------   -------   -------   -------
                              46,802    45,008    87,221    67,466
                             -------   -------   -------   -------
COSTS AND EXPENSES
  Plant operating costs       13,494    14,299    28,485    22,218
  Depreciation and
    amortization               5,952     6,017    11,862     9,075
  Other non-plant costs          114       113       265       283
  General and administrative   2,998     2,520     5,872     4,559
  Interest incurred            3,125     2,711     5,961     4,157
                             -------   -------   -------   -------
                              25,683    25,660    52,445    40,292
                             -------   -------   -------   -------
    Income from operations    21,119    19,348    34,776    27,174
  Provision for income taxes   6,480     5,809    10,782     8,158
                             -------   -------   -------   -------
    Net income              $ 14,639  $ 13,539  $ 23,994  $ 19,016
                             =======   =======   =======   =======


INCOME PER COMMON SHARE
    Assuming no dilution     $  0.61   $  0.56   $  1.00   $  0.79
                             =======   =======   =======   =======

AVERAGE COMMON SHARES OUTSTANDING
    Assuming no dilution      24,022    24,076    24,011    24,007
                             -------   -------   -------   -------

The accompanying notes are an integral part of these statements.

                MAGMA POWER COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash
                      (Dollars in thousands)
                           (Unaudited)


                                               For the Six Month Ended
                                                      June 30,
                                                   1993          1994
Cash Flows From Operating Activities
  Net income                                      $ 23,994    $ 19,016
                                                  --------     -------
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                 11,862      9,075
      Transmission credits realized                  1,469      1,053
      Other, net                                     2,782       (806)
      Changes in components of working capital:
        Accounts receivable                        (15,201)   (16,918)
        Partnership cash and marketable securities  (2,150)     2,265
        Prepaid expenses and other assets           (1,485)    (3,096)
        Accounts payable and accrued liabilities     4,068      5,997
        Accrued interest payable                      (746)       778
        Income taxes payable                        (3,549)     4,579
        Deferred taxes from operations                 820      1,566
                                                   -------    -------
            Total adjustments                       (2,130)     4,493
                                                   -------    -------
Net cash provided by operating activities           21,864     23,509
                                                   -------    -------
Cash Flows From Investing Activities
  Proceeds from the sale of investments            113,586    160,577
  Purchase of investments                         (118,231)   (89,816)
  Capital expenditures                              (6,453)    (4,632)
  Power plant acquisition costs                         --   (215,274)
  New project development costs                     (6,887)    (5,468)
  Other, net                                          (916)    (3,275)
                                                   -------    -------
Net cash used in investing activities              (18,901)  (157,888)
                                                   -------    -------
Cash Flows From Financing Activities
  Repayment of loans payable                      (145,750)    (5,486)
  Borrowing from banks                             130,000    140,000
  Loan fees                                         (3,225)        --
  Proceeds from the issuance of common stock           462      2,519
  Other, net                                           250        191
                                                   -------    -------
Net cash provided (used) by financing activities   (18,263)   137,224
                                                   -------    -------
  Net increase (decrease) in cash                  (15,300      2,845
  Cash at beginning of period                       18,017      2,106
                                                   -------    -------
            Cash at end of period                  $ 2,717    $ 4,951
                                                   =======    =======

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


Note  2.  Loans Payable:

          Loans payable consisted of the following:
                                               June 30,      December 31,
                                                 1994            1993

          Pro-rata share of partnership
            non-recourse debt                  $ 69,991       $ 75,149
          Bridge loan                                --        140,000
          Salton Sea debt                       130,000             --
          Other loans                             9,557         10,859
                                                -------        -------
                                                209,548        226,008
          Less amounts due within one year       39,668         36,799
                                                -------        -------
          Loans payable due after one year    $ 169,880      $ 189,209
                                                =======        =======

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

Note 3.   Deferred Income Taxes:

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
                                                 Second Quarter
                                                 1994      1993
Total  Kilowatt  Hours produced
    (kWh amounts  in 000s)                    345,217    330,580
Contract Capacity Factor(1)                     120.2%     115.1%
Nameplate Capacity Factor(1)                    106.8%     102.3%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 91 day (2,184 hour) second quarter.


During the second quarter of 1994, the "contract" and "nameplate" capacity factors of the three Salton Sea Plants combined are as shown in the table below:

                                                   Second Quarter
                                                 1994         1993
Total  Kilowatt  Hours produced
    (kWh amounts in 000s)                      156,700     160,222
Contract Capacity Factor(1)                       99.0%      101.2%
Nameplate Capacity Factor(1)                      90.0%       91.9%

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

The    combined  "contract"  and  "nameplate"  capacity  factors   of   the
Partnership Plants are shown in the table below:


                                            First Six Months     Fiscal Year
                                             1994       1993         1993
Total Kilowatt Hours produced
  (kWh amounts in 000s)                    665,100    619,700    1,305,700
Contract Capacity Factor(1)                  116.4%     108.5%       113.3%
Nameplate Capacity Factor(1)                 103.5%      96.4%       100.7%

(1) Does not exclude scheduled maintenance hours. Calculation is based on a 181 day (4,344 hour) first half in 1994 and 1993.

The combined "contract" and "nameplate" capacity factors of the three Salton Sea Plants during the period are shown in the table below:

                                              Six Months       Nine Months
                                                 1994              1993
 Total Kilowatt Hours produced
 (kWh amounts in 000s)                          312,645            495,800
 Contract Capacity Factor(1)                      103.6%              99.3%
 Nameplate Capacity Factor(1)                      94.1%              90.2%

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

PROPOSAL ONE:       The election of the Directors of the Company

The results of the voting for each of the proposals are as follows:


                             Total Shares        Total Shares
       Name                     Voted For           Withheld

      Lester L. Coleman        20,297,137 (99%)      129,249
      William R. Knee          20,287,137 (99%)      139,249
      John D. Roach            20,304,482 (99%)      121,904


PROPOSAL TWO: Approval of the adoption of the 1994 Equity Participation Plan of the Company


                 For:                     16,264,650
                 Against:                  3,627,422
                 Abstain:                    347,492
                 Percent of Votes Cast:         81.8
                 Broker Non-Votes:           186,822


PROPOSAL THREE: Ratification of the selection of Coopers & Lybrand as the Company's auditors for the fiscal year ending December 31, 1994


                 For:                    20,359,189
                 Against:                    17,122
                 Abstain:                    50,075
                 Percent of Votes Cast         99.9

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


                                MAGMA POWER COMPANY
                                (Registrant)


Date:  December 21, 1994      s/Jon R. Peele,
                              Jon R. Peele,
                              Executive Vice President,
                              Secretary and General Counsel


Date:  December 21, 1994      s/Wallace C. Dieckmann
                              Wallace C. Dieckmann
                              Vice President, Chief Financial Officer