Form 10-Q/A
period 1994-09-30
MAGMA POWER CO /NV/
filed 1994-12-21
CIK 355878

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

The total number of pages in this report is 5.

The amended Form 10-Q for the period ended September 30, 1994 is being submitted in order to include the required Financial Data Schedules inadvertantly omitted in the original filing. All other information is unchanged.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:
     Financial Data Schedule EX-27

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